Form 10-K405
period 2001-12-31
GREENPOINT HOME EQUITY LOAN TRUST 2000-3
filed 2002-04-01
CIK 1133199

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from __________ to _________.

Commission File Number: 333-95349

GREENPOINT MORTGAGE SECURITIES INC. (as Sponsor of the GreenPoint Home Equity Loan Trust, Series 2000-3, Class A-1, Class A-2 and Class A-3 Variable Rate Asset-Backed Notes)

                       GREENPOINT MORTGAGE SECURITIES INC.
             (Exact Name of registrant as specified in its charter)

                   Delaware                             68-0397342
       (State or other jurisdiction of     (I.R.S. employer identification no.)
        incorporation or organization)

       700 Larkspur Landing Circle, Suite 240              94939
                   Larkspur, CA                          (Zip code)
      (Address of principal executive offices)

                                 (415) 461-6790
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:           Securities registered pursuant to Section 12(g) of the Act:
                                None                                                                None
                          (Title of class)                                                    (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

                                 Not Applicable

                      Documents incorporated by reference:

                                 Not Applicable

                      GREENPOINT MORTGAGE SECURIITIES INC.
                 VARIABLE RATE ASSET-BACKED NOTES, SERIES 2000-3

                                      INDEX

                                                                                                       Page
                                                                                                       ----
PART I .........................................................................................         3
              ITEM 1   -   BUSINESS ............................................................         3
              ITEM 2   -   PROPERTIES ..........................................................         3
              ITEM 3   -   LEGAL PROCEEDINGS ...................................................         3
              ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................         3

PART II ........................................................................................         3
              ITEM 5   -   MARKET FOR REGISTRANT'S COMMON STOCK AND
                           RELATED STOCKHOLDER MATTERS .........................................         3
              ITEM 6   -   SELECTED FINANCIAL DATA .............................................         3
              ITEM 7   -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATIONS .......................         3
              ITEM 8   -   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .........................         3
              ITEM 9   -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                           FINANCIAL DISCLOSURE ................................................         4

PART III .......................................................................................         4
              ITEM 10  -   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..................         4
              ITEM 11  -   EXECUTIVE COMPENSATION ..............................................         4
              ITEM 12  -   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ......         4
              ITEM 13  -   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ......................         4

PART IV ........................................................................................         5
              ITEM 14  -   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K .....         5
SIGNATURES .....................................................................................         6
INDEX TO EXHIBITS ..............................................................................         7

                                     PART I

ITEM 1  -  BUSINESS

           Not Applicable.

ITEM 2  -  PROPERTIES

           GreenPoint Mortgage Securities Inc. (the "Sponsor") will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 14.

ITEM 3  -  LEGAL PROCEEDINGS

           The Sponsor is not aware of any material pending legal proceedings involving either the Variable Rate Asset-Backed Notes, Series 2000-3, the GreenPoint Home Equity Loan Trust 2000-3 (the "Trust); the Sale and Servicing Agreement; the Indenture; the Indenture Trustee; the Sponsor; or the Servicer which relates to the Trust.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5  -  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

           To the best knowledge of the Sponsor, there is no established public trading market for the Notes.

           The Notes issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in the Notes. Based on information obtained by the Trust from DTC, as of December 31, 2001, there were one (1) holder of the Class A-1 Note, one (1) holder of the Class A-2 Note and one (1) holder of the Class A-3 Note.

ITEM 6  -  SELECTED FINANCIAL DATA

           Not Applicable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Not Applicable.

ITEM 8  -  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

           Not Applicable.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           There were no changes of accountants or disagreements on accounting or financial disclosures between the Sponsor and its accountants.

                                    PART III

ITEM 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Not Applicable.

ITEM 11 -  EXECUTIVE COMPENSATION

           Not Applicable.

ITEM 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The Sponsor is a wholly-owned, limited purpose Delaware corporation and subsidiary of GreenPoint Mortgage Funding, Inc., a New York corporation. The Trust is a Delaware statutory business trust wholly-owned by the Sponsor.

ITEM 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           None.

                                     PART IV

ITEM 14 -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a) The following documents are filed as part of this report:

               1.   Financial Statements:

                    Not applicable.

               2.   Financial Statement Schedules:

                    Not applicable.

               3.   Exhibits:

                    Exhibit No.         Description
                    -----------         -----------

                    99.1 Statement of Compliance of the Servicer pursuant to Section 3.09 of the Sale and Servicing Agreement.

                    99.2 Annual Servicing Report with respect to the Servicer's overall servicing operations pursuant to Section 3.10 of the Sale and Servicing Agreement.

                    99.3 Statement of Compliance of the Issuer pursuant to Section 3.9 of the Indenture.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Sponsor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  By: GREENPOINT MORTGAGE
                                      SECURITIES INC.,
                                      As Sponsor

                                      By: /s/ S.A. Ibrahim
                                         ---------------------------------------
                                      Name:  S.A. Ibrahim
                                      Title: President

Date:     March 29, 2002.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Sponsor and in the capacities and on the dates indicated:

         Signature                             Position                                              Date
         ---------                             --------                                              ----
/s/ S.A. Ibrahim                        President and Director                                   March 29, 2002
-------------------------------         (Principal Executive Officer)
S.A. Ibrahim

/s/ Becky S. Poisson                    Vice President and Director                              March 29, 2002
-------------------------------
Becky S. Poisson

/s/ Robert C. Bernstein                 Vice President, Secretary, Treasury and                  March 29, 2002
-------------------------------          Director
Robert C. Bernstein

/s/ Phillip R. Pollock                  Assistant Secretary                                      March 29, 2002
-------------------------------
Phillip R. Pollock

/s/ Steven M. Abreu                     Vice President and Director                              March 29, 2002
-------------------------------
Steven M. Abreu

/s/ Kenneth Siprelle                    Director                                                 March 29, 2002
-------------------------------
Kenneth Siprelle

/s/ John Edmonds                        Director                                                 March 29, 2002
-------------------------------
John Edmonds

                                INDEX TO EXHIBITS
                                   Item 14(C)

Exhibit No.         Description
-----------         -----------

99.1                Statement of Compliance of the Servicer pursuant to Section
                    3.09 of the Sale and Servicing Agreement.

99.2 Annual Servicing Report with respect to the Servicer's overall servicing operations pursuant to Section 3.10 of the Sale and Servicing Agreement.

99.3                Statement of Compliance of the Issuer pursuant to Section
                    3.9 of the Indenture.